Form 10-K
period 2025-12-31
Benchmark 2020-B20 Mortgage Trust
filed 2026-03-24
CIK 1824482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 120 Wall Street Mortgage Loan and the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of the 120 Wall Street Mortgage Loan and the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 711 Fifth Avenue Mortgage Loan and the 120 Wall Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 120 Wall Street Mortgage Loan, the 711 Fifth Avenue Mortgage Loan  and the MGM Grand & Mandalay Bay Mortgage Loan, the servicer compliance statements of Trimont LLC as primary servicer of the 120 Wall Street Mortgage Loan and the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025 and Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.27       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.28       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.30       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025

33.32       Trimont LLC, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025

33.33       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.26)

33.34       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 33.1)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 33.1)

33.41       Wells Fargo Bank, National Association, as Trustee of the Agellan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Agellan Portfolio Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the Agellan Portfolio Mortgage Loan (see Exhibit 33.36)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       KeyBank National Association, as Primary Servicer of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 33.26)

33.46       KeyBank National Association, as Special Servicer of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 33.26)

33.47       Wells Fargo Bank, National Association, as Trustee of the Moffett Place - Building 6 Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 33.4)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 33.1)

33.51       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

33.52       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Citibank, N.A., as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 33.29)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan (see Exhibit 33.5)

33.55       U.S. Bank National Association, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 33.30)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 33.1)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 33.51)

33.58       Wilmington Trust, National Association, as Trustee of the 333 South Wabash Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Citibank, N.A., as Custodian of the 333 South Wabash Mortgage Loan (see Exhibit 33.29)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the 333 South Wabash Mortgage Loan (see Exhibit 33.5)

33.61       U.S. Bank National Association, as Servicing Function Participant of the 333 South Wabash Mortgage Loan (see Exhibit 33.30)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 33.1)

33.63       Rialto Capital Advisors, LLC, as Special Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 33.51)

33.64       Wilmington Trust, National Association, as Trustee of the Redmond Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Citibank, N.A., as Custodian of the Redmond Town Center Mortgage Loan (see Exhibit 33.29)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the Redmond Town Center Mortgage Loan (see Exhibit 33.5)

33.67       U.S. Bank National Association, as Servicing Function Participant of the Redmond Town Center Mortgage Loan (see Exhibit 33.30)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Plano Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Plano Mortgage Loan (see Exhibit 33.51)

33.70       Wilmington Trust, National Association, as Trustee of the USAA Plano Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Citibank, N.A., as Custodian of the USAA Plano Mortgage Loan (see Exhibit 33.29)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the USAA Plano Mortgage Loan (see Exhibit 33.5)

33.73       U.S. Bank National Association, as Servicing Function Participant of the USAA Plano Mortgage Loan (see Exhibit 33.30)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.51)

33.76       Wilmington Trust, National Association, as Trustee of the Amazon Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Citibank, N.A., as Custodian of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.29)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.79       U.S. Bank National Association, as Servicing Function Participant of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.30)

33.80       Wells Fargo Bank, National Association, as Primary Servicer of the 120 Wall Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.31)

33.81       Trimont LLC, as Primary Servicer of the 120 Wall Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.32)

33.82       Rialto Capital Advisors, LLC, as Special Servicer of the 120 Wall Street Mortgage Loan (see Exhibit 33.51)

33.83       Wilmington Trust, National Association, as Trustee of the 120 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the 120 Wall Street Mortgage Loan (see Exhibit 33.4)

33.85       Pentalpha Surveillance LLC, as Operating Advisor of the 120 Wall Street Mortgage Loan (see Exhibit 33.5)

33.86       CoreLogic Solutions, LLC, as Servicing Function Participant of the 120 Wall Street Mortgage Loan (see Exhibit 33.37)

33.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.27       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.28       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.30       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025

34.32       Trimont LLC, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025

34.33       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.26)

34.34       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 34.1)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 34.1)

34.41       Wells Fargo Bank, National Association, as Trustee of the Agellan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Agellan Portfolio Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the Agellan Portfolio Mortgage Loan (see Exhibit 34.36)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       KeyBank National Association, as Primary Servicer of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 34.26)

34.46       KeyBank National Association, as Special Servicer of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 34.26)

34.47       Wells Fargo Bank, National Association, as Trustee of the Moffett Place - Building 6 Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 34.4)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 34.1)

34.51       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

34.52       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Citibank, N.A., as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 34.29)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan (see Exhibit 34.5)

34.55       U.S. Bank National Association, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 34.30)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 34.1)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 34.51)

34.58       Wilmington Trust, National Association, as Trustee of the 333 South Wabash Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Citibank, N.A., as Custodian of the 333 South Wabash Mortgage Loan (see Exhibit 34.29)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the 333 South Wabash Mortgage Loan (see Exhibit 34.5)

34.61       U.S. Bank National Association, as Servicing Function Participant of the 333 South Wabash Mortgage Loan (see Exhibit 34.30)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 34.1)

34.63       Rialto Capital Advisors, LLC, as Special Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 34.51)

34.64       Wilmington Trust, National Association, as Trustee of the Redmond Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Citibank, N.A., as Custodian of the Redmond Town Center Mortgage Loan (see Exhibit 34.29)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the Redmond Town Center Mortgage Loan (see Exhibit 34.5)

34.67       U.S. Bank National Association, as Servicing Function Participant of the Redmond Town Center Mortgage Loan (see Exhibit 34.30)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Plano Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Plano Mortgage Loan (see Exhibit 34.51)

34.70       Wilmington Trust, National Association, as Trustee of the USAA Plano Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Citibank, N.A., as Custodian of the USAA Plano Mortgage Loan (see Exhibit 34.29)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the USAA Plano Mortgage Loan (see Exhibit 34.5)

34.73       U.S. Bank National Association, as Servicing Function Participant of the USAA Plano Mortgage Loan (see Exhibit 34.30)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.51)

34.76       Wilmington Trust, National Association, as Trustee of the Amazon Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Citibank, N.A., as Custodian of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.29)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.79       U.S. Bank National Association, as Servicing Function Participant of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.30)

34.80       Wells Fargo Bank, National Association, as Primary Servicer of the 120 Wall Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.31)

34.81       Trimont LLC, as Primary Servicer of the 120 Wall Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.32)

34.82       Rialto Capital Advisors, LLC, as Special Servicer of the 120 Wall Street Mortgage Loan (see Exhibit 34.51)

34.83       Wilmington Trust, National Association, as Trustee of the 120 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the 120 Wall Street Mortgage Loan (see Exhibit 34.4)

34.85       Pentalpha Surveillance LLC, as Operating Advisor of the 120 Wall Street Mortgage Loan (see Exhibit 34.5)

34.86       CoreLogic Solutions, LLC, as Servicing Function Participant of the 120 Wall Street Mortgage Loan (see Exhibit 34.37)

34.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.10       Argentic Services Company LP, as Special Servicer of the Troy Technology Park Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

35.12       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025

35.14       Trimont LLC, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.11)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Primary Servicer of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 35.11)

35.19       KeyBank National Association, as Special Servicer of the Moffett Place - Building 6 Mortgage Loan (see Exhibit 35.11)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 35.21)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 35.1)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 35.21)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Plano Mortgage Loan (see Exhibit 35.1)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Plano Mortgage Loan (see Exhibit 35.21)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 35.21)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the 120 Wall Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.31       Trimont LLC, as Primary Servicer of the 120 Wall Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the 120 Wall Street Mortgage Loan (see Exhibit 35.21)

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

Date: March 24, 2026